Form 10-K
period 2016-12-31
Wells Fargo Commercial Mortgage Trust 2016-NXS6
filed 2017-03-27
CIK 1683489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206677-09

Central Index Key Number of the issuing entity: 0001683489

Wells Fargo Commercial Mortgage Trust 2016-NXS6

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0000850779

Wells Fargo Commercial Mortgage Securities, Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0000740906

Wells Fargo Bank, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001542256

Natixis Real Estate Capital LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001624053

Silverpeak Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001685185

UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4014687 38-4014688 38-7170457 (I.R.S. Employer Identification Numbers)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(704) 374-6161

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / / Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / / No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer / / Accelerated filer / /

Non-accelerated filer /X/  (Do not check if a smaller reporting company)  Smaller reporting company / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / / Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / / Yes / / No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The QLIC Mortgage Loan, the 333 North Bedford Mortgage Loan and the Sixty Soho Mortgage Loan, which constituted approximately 9.9%, 4.0% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the QLIC Mortgage Loan which is an asset of the issuing entity and four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the 333 North Bedford Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Sixty Soho Mortgage Loan which is an asset of the issuing entity and one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the QLIC Mortgage Loan, the 333 North Bedford Mortgage Loan and the Sixty Soho Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K. Wells Fargo Bank, National Association is the master servicer under the Pooling and Servicing Agreement.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of each of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the Pooling and Servicing Agreement.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under the Pooling and Servicing Agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the At Home Portfolio Mortgage Loan, which constituted approximately 1.3% of the asset pool of the issuing entity as of its cut-off date.  The At Home Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the At Home Portfolio Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the SG Commercial Mortgage Securities Trust 2016-C5 transaction, Commission File Number 333-207074-01 (the “SGCMS 2016-C5 Transaction”). This loan combination, including the At Home Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the SGCMS 2016-C5 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the SGCMS 2016-C5 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the SGCMS 2016-C5 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Plaza Mexico - Los Angeles Mortgage Loan, which constituted approximately 4.0% of the asset pool of the issuing entity as of its cut-off date.  The Plaza Mexico - Los Angeles Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Plaza Mexico - Los Angeles Mortgage Loan and four other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2016-UBS11 transaction, Commission File Number 333-206582-03 (the “MSC 2016-UBS11 Transaction”). This loan combination, including the Plaza Mexico - Los Angeles Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS11 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-UBS11 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-UBS11 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Peachtree Mall Mortgage Loan, which constituted approximately 2.6% of the asset pool of the issuing entity as of its cut-off date.  The Peachtree Mall Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Peachtree Mall Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Peachtree Mall Mortgage Loan, was serviced under the SGCMS 2016-C5 Mortgage Trust transaction, Commission File Number 333-207074-01 prior to the closing of the securitization of a pari passu portion of the Peachtree Mall loan combination in the CSAIL 2016-C7 Commercial Mortgage Trust transaction, Commission File Number 333-207361-03 (the “CSAIL 2016-C7 Transaction”).  After the closing of the CSAIL 2016-C7 Transaction on November 22, 2016, this loan combination, including the Peachtree Mall Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSAIL 2016-C7 Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSAIL 2016-C7 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Falls Mortgage Loan, which constituted approximately 4.6% of the asset pool of the issuing entity as of its cut-off date.  The Falls Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Falls Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity.  This loan combination, including The Falls Mortgage Loan, was serviced under the GSMS 2016-GS3 Mortgage Trust transaction, Commission File Number 333-207677-02 prior to the closing of the securitization of a pari passu portion of The Falls loan combination in the Morgan Stanley Capital I Trust 2016-UBS12 transaction, Commission File Number 333-206582-06 (the “MSC 2016-UBS12 Transaction”).  After the closing of the MSC 2016-UBS12 Transaction on December 7, 2016, this loan combination, including The Falls Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2016-UBS12 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-UBS12 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-UBS12 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan, which constituted approximately 9.7% and 7.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Novo Nordisk Mortgage Loan and Rentar Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Novo Nordisk Mortgage Loan and eight other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Rentar Plaza Mortgage Loan and three other pari passu loans, which are not assets of the issuing entity.  This loan combination, including the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan, was serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Novo Nordisk loan combination and the Rentar Plaza loan combination in the CSMC 2016-NXSR Commercial Mortgage Trust transaction, Commission File Number 333-207361-04 (the “CSMC 2016-NXSR Transaction”).  After the closing of the CSMC 2016-NXSR Transaction on December 22, 2016, these loan combinations, including the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSMC 2016-NXSR Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CSMC 2016-NXSR Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CSMC 2016-NXSR Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the At Home Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan and the certificate administrator of the Plaza Mexico - Los Angeles Mortgage Loan and The Falls Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the At Home Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan and the trustee and custodian of the Plaza Mexico - Los Angeles Mortgage Loan and The Falls Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

CWCapital Asset Management LLC is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the Plaza Mexico - Los Angeles Mortgage Loan. As a result, CWCapital Asset Management LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by CWCapital Asset Management LLC in the capacities described above are listed in the Exhibit Index.

TriMont Real Estate Advisors, LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement.  As a result, TriMont Real Estate Advisors, LLC is a servicing function participant in the capacity described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by TriMont Real Estate Advisors, LLC in the capacity described above are listed in the Exhibit Index.

Torchlight Loan Services, LLC is the special servicer of the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan. As a result, Torchlight Loan Services, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Torchlight Loan Services, LLC in the capacities described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the At Home Portfolio Mortgage Loan, the Plaza Mexico - Los Angeles Mortgage Loan,  the Peachtree Mall Mortgage Loan, The Falls Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the At Home Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CSMC 2016-NXSR Transaction, the pooling and servicing agreement for the CSAIL 2016-C7 Transaction and the pooling and servicing agreement for the SGCMS 2016-C5 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Novo Nordisk Mortgage Loan, the Rentar Plaza Mortgage Loan, the Peachtree Mall Mortgage Loan and the At Home Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement and the primary servicer of the At Home Portfolio Mortgage Loan, the Peachtree Mall Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes The Falls Mortgage Loan, the Peachtree Mall Mortgage Loan, the Plaza Mexico - Los Angeles Mortgage Loan and the At Home Portfolio Mortgage Loan, the servicer compliance statements of Midland Loan Services, a Division of PNC Bank, National Association as master servicer of The Falls Mortgage Loan and the Plaza Mexico - Los Angeles Mortgage Loan and Rialto Capital Advisors, LLC as special servicer of The Falls Mortgage Loan, the Peachtree Mall Mortgage Loan and the At Home Portfolio Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to CWCapital Asset Management LLC, as special servicer and Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian:

On January 24, 2016 PSW NYC LLC commenced a complaint (the “PSW Complaint”) with the Supreme Court of the State of New York, County of New York (the “PSW Court”) against Bank of America, N.A. as trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 2007-C30 and COBALT CMBS Commercial Trust 2007-C2, U.S. Bank National Association as Trustee under the pooling and servicing agreements for Wachovia Bank Commercial Mortgage Trust 20007-C31, ML-CFC Commercial Mortgage Trust 2007-5 and ML-CFC Commercial Mortgage Trust 2007-6 (collectively, the “Trusts”), PCV-M Holdings LLC and CWCapital Asset Management LLC, individually and as special servicer for the Trusts (collectively, the “Defendants”) seeking either (a) damages in an amount to be determined by the PSW Court but alleged by the plaintiffs to be approximately $500,000,000 – such amount being the amount PSW NYC LLC alleges would have been recovered on certain mezzanine loans (the “Mezzanine Loans”) related to the Peter Cooper Village and Stuyvesant Town property (the “PCVST Property”) in New York City which PSW NYC LLC sold to an entity related to the Defendants pursuant to a settlement agreement related to certain prior litigation (the “Settlement Agreement”) or (b) the rescission of the Settlement Agreement which would result in, among other things, the rescission of the sale of the Mezzanine Loans and a claim for certain proceeds from the sale of the PCVST Property. PSW NYC LLC alleges that the Defendants procured the Settlement Agreement by fraud and further that the terms of the Settlement Agreement were breached by the Defendants. On February 26, 2016, CWCAM on behalf of itself and the other Defendants filled a motion to dismiss the complaint (the “CWCAM Motion to Dismiss”). Oral argument has been set by the PSW Court on the CWCAM Motion to Dismiss for August 23, 2016. There can be no assurances as to the outcome of this CWCAM Motion to Dismiss or the PSW Complaint or the possible impact on CWCAM. However, CWCAM believes that it was not guilty of any fraud in the procurement of the Settlement Agreement, that it performed its obligations under applicable pooling and servicing agreements in good faith and disputes PSW NYC LLC allegations. CWCAM intends to vigorously contest such allegations.

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on October 13, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the At Home Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the SGCMS 2016-C5 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the SGCMS 2016-C5 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the SGCMS 2016-C5 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Plaza Mexico - Los Angeles Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS11 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2016-UBS11 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-UBS11 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Peachtree Mall Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSAIL 2016-C7 Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSAIL 2016-C7 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to The Falls Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-UBS12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the CSMC 2016-NXSR Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the CSMC 2016-NXSR Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CSMC 2016-NXSR Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of July 1, 2016, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, TriMont Real Estate Advisors, LLC as Asset Representations Reviewer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 8, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 8, 2017  under Commission File No. 333-206677-09 and incorporated by reference herein).

4.7 Agreement Between Note Holders, dated as of September 5, 2016, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note B Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of October 13, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of August 25, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.10 Agreement Between Note Holders, dated as of June 16, 2016, by and among Silverpeak Real Estate Finance LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of July 19, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.12 Amended and Restated Co-Lender Agreement, dated as of September 15, 2016, by and among Wilmington Trust, National Association, As Trustee, for the Benefit of the Registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, and SPREF WH III LLC, As Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.13 Agreement Between Note Holders, dated as of September 1, 2016, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.14 Co-Lender And Future Funding Indemnification Agreement, dated as of October 13, 2016, by and Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder, Note A-6 Holder, Note A-7 Holder, Note A-8 Holder, Note A-9 Holder, Note A-10 Holder, Note A-11 Holder, Note A-12 Holder, Note A-13 Holder and Future Funding Indemnitor (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.15 Co-Lender Agreement, dated as of October 13, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder and Note A-5 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.16 Co-Lender Agreement, dated as of September 22, 2016, by and among Natixis Real Estate Capital LLC, as Senior Noteholder and Junior Noteholder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 33.1)
33.10 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the QLIC Mortgage Loan (see Exhibit 33.5)
33.14 TriMont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.1)
33.18 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 33.5)
33.22 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 33.1)
33.26 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Sixty Soho Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Sixty Soho Mortgage Loan (see Exhibit 33.5)
33.30 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Sixty Soho Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan
33.35 Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.8)
33.41 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
33.42 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.2)
33.43 Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.38)
33.47 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.1)
33.48 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.34)
33.49 Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 33.4)
33.51 Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 33.5)
33.52 Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 33.38)
33.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.7)
33.54 National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.8)
33.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 33.41)
33.56 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 33.34)
33.57 Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
33.58 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan (see Exhibit 33.4)
33.59 Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)
33.60 Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 33.38)
33.61 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 33.1)
33.62 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
33.63 Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)
33.64 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan (see Exhibit 33.4)
33.65 Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 33.5)
33.66 Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 33.38)
33.67 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.7)
33.68 National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.8)
33.69 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.1)
33.70 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.62)
33.71 Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.72 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 33.4)
33.73 Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 33.5)
33.74 Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 33.38)
33.75 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.7)
33.76 National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 34.1)
34.10 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the QLIC Mortgage Loan (see Exhibit 34.5)
34.14 TriMont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.1)
34.18 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 34.5)
34.22 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 34.1)
34.26 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Sixty Soho Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Sixty Soho Mortgage Loan (see Exhibit 34.5)
34.30 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Sixty Soho Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan
34.35 Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.8)
34.41 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
34.42 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.2)
34.43 Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.38)
34.47 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.1)
34.48 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.34)
34.49 Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 34.4)
34.51 Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 34.5)
34.52 Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 34.38)
34.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.7)
34.54 National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.8)
34.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 34.41)
34.56 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 34.34)
34.57 Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
34.58 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan (see Exhibit 34.4)
34.59 Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)
34.60 Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 34.38)
34.61 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 34.1)
34.62 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
34.63 Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)
34.64 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan (see Exhibit 34.4)
34.65 Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 34.5)
34.66 Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 34.38)
34.67 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.7)
34.68 National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.8)
34.69 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.1)
34.70 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.62)
34.71 Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.72 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 34.4)
34.73 Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 34.5)
34.74 Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 34.38)
34.75 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.7)
34.76 National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 35.1)
35.11 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan
35.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
35.17 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan
35.20 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan
35.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan
35.26 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.25)
35.29 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.26)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 35.27)

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

(b) The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wells Fargo Commercial Mortgage Securities, Inc.

(Depositor)

/s/ Anthony Sfarra

Anthony Sfarra, President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of October 1, 2016, by and among Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and TriMont Real Estate Advisors, LLC, as Operating Advisor and Asset Representations Reviewer  (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of July 1, 2016, by and among SG Commercial Mortgage Securities, LLC, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.7 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of August 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, CWCapital Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.6 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.4 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on November 29, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, TriMont Real Estate Advisors, LLC as Asset Representations Reviewer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 8, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Credit Suisse Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Torchlight Loan Services, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 8, 2017  under Commission File No. 333-206677-09 and incorporated by reference herein).

4.7 Agreement Between Note Holders, dated as of September 5, 2016, by and among Natixis Real Estate Capital LLC, as Initial Note A-1 Holder, Initial Note A-2 Holder, Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note B Holder (filed as Exhibit 99.8 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.8 Co-Lender Agreement, dated as of October 13, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of August 25, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.10 Agreement Between Note Holders, dated as of June 16, 2016, by and among Silverpeak Real Estate Finance LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.11 Co-Lender Agreement, dated as of July 19, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.12 Amended and Restated Co-Lender Agreement, dated as of September 15, 2016, by and among Wilmington Trust, National Association, As Trustee, for the Benefit of the Registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, and SPREF WH III LLC, As Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.13 Agreement Between Note Holders, dated as of September 1, 2016, by and among UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-1 Holder, Initial Note A-2 Holder and Initial Note A-3 Holder and Goldman Sachs Mortgage Company, as Initial Note A-4 Holder (filed as Exhibit 99.11 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.14 Co-Lender And Future Funding Indemnification Agreement, dated as of October 13, 2016, by and Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder, Note A-6 Holder, Note A-7 Holder, Note A-8 Holder, Note A-9 Holder, Note A-10 Holder, Note A-11 Holder, Note A-12 Holder, Note A-13 Holder and Future Funding Indemnitor (filed as Exhibit 99.9 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.15         -Lender Agreement, dated as of October 13, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder and Note A-5 Holder (filed as Exhibit 99.10 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.16 Co-Lender Agreement, dated as of September 22, 2016, by and among Natixis Real Estate Capital LLC, as Senior Noteholder and Junior Noteholder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer
33.2 CWCapital Asset Management LLC, as Special Servicer
33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
33.4 Wells Fargo Bank, National Association, as Certificate Administrator
33.5 Wells Fargo Bank, National Association, as Custodian
33.6 TriMont Real Estate Advisors, LLC, as Operating Advisor
33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.8 National Tax Search, LLC, as Servicing Function Participant
33.9 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 33.1)
33.10 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 33.2)
33.11 Wilmington Trust, National Association, as Trustee of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)
33.12 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 33.4)
33.13 Wells Fargo Bank, National Association, as Custodian of the QLIC Mortgage Loan (see Exhibit 33.5)
33.14 TriMont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan (see Exhibit 33.6)
33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 33.7)
33.16 National Tax Search, LLC, as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 33.8)
33.17 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.1)
33.18 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 33.2)
33.19 Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)
33.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 33.4)
33.21 Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 33.5)
33.22 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (see Exhibit 33.6)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 33.7)
33.24 National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 33.8)
33.25 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 33.1)
33.26 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 33.2)
33.27 Wilmington Trust, National Association, as Trustee of the Sixty Soho Mortgage Loan (Omitted. See Explanatory Notes.)
33.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 33.4)
33.29 Wells Fargo Bank, National Association, as Custodian of the Sixty Soho Mortgage Loan (see Exhibit 33.5)
33.30 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Sixty Soho Mortgage Loan (see Exhibit 33.6)
33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 33.7)
33.32 National Tax Search, LLC, as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 33.8)
33.33 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 33.1)
33.34 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan
33.35 Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
33.36 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 33.4)
33.37 Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 33.5)
33.38 Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan
33.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.7)
33.40 National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 33.8)
33.41 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
33.42 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.2)
33.43 Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
33.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.4)
33.45 Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.5)
33.46 Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 33.38)
33.47 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.1)
33.48 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 33.34)
33.49 Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
33.50 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 33.4)
33.51 Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 33.5)
33.52 Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 33.38)
33.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.7)
33.54 National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 33.8)
33.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 33.41)
33.56 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 33.34)
33.57 Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
33.58 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan (see Exhibit 33.4)
33.59 Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)
33.60 Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 33.38)
33.61 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 33.1)
33.62 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
33.63 Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)
33.64 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan (see Exhibit 33.4)
33.65 Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 33.5)
33.66 Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 33.38)
33.67 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.7)
33.68 National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.8)
33.69 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.1)
33.70 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.62)
33.71 Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
33.72 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 33.4)
33.73 Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 33.5)
33.74 Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 33.38)
33.75 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.7)
33.76 National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer
34.2 CWCapital Asset Management LLC, as Special Servicer
34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)
34.4 Wells Fargo Bank, National Association, as Certificate Administrator
34.5 Wells Fargo Bank, National Association, as Custodian
34.6 TriMont Real Estate Advisors, LLC, as Operating Advisor
34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.8 National Tax Search, LLC, as Servicing Function Participant
34.9 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 34.1)
34.10 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 34.2)
34.11 Wilmington Trust, National Association, as Trustee of the QLIC Mortgage Loan (Omitted. See Explanatory Notes.)
34.12 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 34.4)
34.13 Wells Fargo Bank, National Association, as Custodian of the QLIC Mortgage Loan (see Exhibit 34.5)
34.14 TriMont Real Estate Advisors, LLC, as Operating Advisor of the QLIC Mortgage Loan (see Exhibit 34.6)
34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 34.7)
34.16 National Tax Search, LLC, as Servicing Function Participant of the QLIC Mortgage Loan (see Exhibit 34.8)
34.17 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.1)
34.18 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 34.2)
34.19 Wilmington Trust, National Association, as Trustee of the 333 North Bedford Mortgage Loan (Omitted. See Explanatory Notes.)
34.20 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 34.4)
34.21 Wells Fargo Bank, National Association, as Custodian of the 333 North Bedford Mortgage Loan (see Exhibit 34.5)
34.22 TriMont Real Estate Advisors, LLC, as Operating Advisor of the 333 North Bedford Mortgage Loan (see Exhibit 34.6)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 34.7)
34.24 National Tax Search, LLC, as Servicing Function Participant of the 333 North Bedford Mortgage Loan (see Exhibit 34.8)
34.25 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 34.1)
34.26 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 34.2)
34.27 Wilmington Trust, National Association, as Trustee of the Sixty Soho Mortgage Loan (Omitted. See Explanatory Notes.)
34.28 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 34.4)
34.29 Wells Fargo Bank, National Association, as Custodian of the Sixty Soho Mortgage Loan (see Exhibit 34.5)
34.30 TriMont Real Estate Advisors, LLC, as Operating Advisor of the Sixty Soho Mortgage Loan (see Exhibit 34.6)
34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 34.7)
34.32 National Tax Search, LLC, as Servicing Function Participant of the Sixty Soho Mortgage Loan (see Exhibit 34.8)
34.33 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan (see Exhibit 34.1)
34.34 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan
34.35 Wilmington Trust, National Association, as Trustee of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
34.36 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan (see Exhibit 34.4)
34.37 Wells Fargo Bank, National Association, as Custodian of the At Home Portfolio Mortgage Loan (see Exhibit 34.5)
34.38 Park Bridge Lender Services LLC, as Operating Advisor of the At Home Portfolio Mortgage Loan
34.39 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.7)
34.40 National Tax Search, LLC, as Servicing Function Participant of the At Home Portfolio Mortgage Loan (see Exhibit 34.8)
34.41 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
34.42 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.2)
34.43 Wells Fargo Bank, National Association, as Trustee of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
34.44 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.4)
34.45 Wells Fargo Bank, National Association, as Custodian of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.5)
34.46 Park Bridge Lender Services LLC, as Operating Advisor of the Plaza Mexico - Los Angeles Mortgage Loan (see Exhibit 34.38)
34.47 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.1)
34.48 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (see Exhibit 34.34)
34.49 Wilmington Trust, National Association, as Trustee of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
34.50 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan (see Exhibit 34.4)
34.51 Wells Fargo Bank, National Association, as Custodian of the Peachtree Mall Mortgage Loan (see Exhibit 34.5)
34.52 Park Bridge Lender Services LLC, as Operating Advisor of the Peachtree Mall Mortgage Loan (see Exhibit 34.38)
34.53 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.7)
34.54 National Tax Search, LLC, as Servicing Function Participant of the Peachtree Mall Mortgage Loan (see Exhibit 34.8)
34.55 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (see Exhibit 34.41)
34.56 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (see Exhibit 34.34)
34.57 Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
34.58 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan (see Exhibit 34.4)
34.59 Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)
34.60 Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 34.38)
34.61 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 34.1)
34.62 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
34.63 Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)
34.64 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan (see Exhibit 34.4)
34.65 Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 34.5)
34.66 Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 34.38)
34.67 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.7)
34.68 National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.8)
34.69 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.1)
34.70 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.62)
34.71 Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)
34.72 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 34.4)
34.73 Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 34.5)
34.74 Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 34.38)
34.75 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.7)
34.76 National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer
35.2 CWCapital Asset Management LLC, as Special Servicer
35.3 Wells Fargo Bank, National Association, as Certificate Administrator
35.4 Wells Fargo Bank, National Association, as Primary Servicer of the QLIC Mortgage Loan (see Exhibit 35.1)
35.5 CWCapital Asset Management LLC, as Special Servicer of the QLIC Mortgage Loan (see Exhibit 35.2)
35.6 Wells Fargo Bank, National Association, as Certificate Administrator of the QLIC Mortgage Loan (see Exhibit 35.3)
35.7 Wells Fargo Bank, National Association, as Primary Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 35.1)
35.8 CWCapital Asset Management LLC, as Special Servicer of the 333 North Bedford Mortgage Loan (see Exhibit 35.2)
35.9 Wells Fargo Bank, National Association, as Certificate Administrator of the 333 North Bedford Mortgage Loan (see Exhibit 35.3)
35.10 Wells Fargo Bank, National Association, as Primary Servicer of the Sixty Soho Mortgage Loan (see Exhibit 35.1)
35.11 CWCapital Asset Management LLC, as Special Servicer of the Sixty Soho Mortgage Loan (see Exhibit 35.2)
35.12 Wells Fargo Bank, National Association, as Certificate Administrator of the Sixty Soho Mortgage Loan (see Exhibit 35.3)
35.13 Wells Fargo Bank, National Association, as Primary Servicer of the At Home Portfolio Mortgage Loan
35.14 Rialto Capital Advisors, LLC, as Special Servicer of the At Home Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)
35.15 Wells Fargo Bank, National Association, as Certificate Administrator of the At Home Portfolio Mortgage Loan
35.16 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Plaza Mexico - Los Angeles Mortgage Loan (Omitted. See Explanatory Notes.)
35.17 CWCapital Asset Management LLC, as Special Servicer of the Plaza Mexico - Los Angeles Mortgage Loan
35.18 Wells Fargo Bank, National Association, as Certificate Administrator of the Plaza Mexico - Los Angeles Mortgage Loan
35.19 Wells Fargo Bank, National Association, as Primary Servicer of the Peachtree Mall Mortgage Loan
35.20 Rialto Capital Advisors, LLC, as Special Servicer of the Peachtree Mall Mortgage Loan (Omitted. See Explanatory Notes.)
35.21 Wells Fargo Bank, National Association, as Certificate Administrator of the Peachtree Mall Mortgage Loan
35.22 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
35.23 Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)
35.24 Wells Fargo Bank, National Association, as Certificate Administrator of The Falls Mortgage Loan
35.25 Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan
35.26 Torchlight Loan Services, LLC, as Special Servicer of the Novo Nordisk Mortgage Loan
35.27 Wells Fargo Bank, National Association, as Certificate Administrator of the Novo Nordisk Mortgage Loan
35.28 Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.25)
35.29 Torchlight Loan Services, LLC, as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.26)
35.30 Wells Fargo Bank, National Association, as Certificate Administrator of the Rentar Plaza Mortgage Loan (see Exhibit 35.27)

99.1 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Wells Fargo Bank, National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Natixis Real Estate Capital LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and Silverpeak Real Estate Finance LLC (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of September 29, 2016, between Wells Fargo Commercial Mortgage Securities, Inc. and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K/A filed on January 27, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein)