Form 10-K
period 2020-12-31
Wells Fargo Commercial Mortgage Trust 2016-NXS6
filed 2021-03-15
CIK 1683489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

(formerly known as Silverpeak Real Estate Finance LLC)

Central Index Key Number of the sponsor: 0001685185

UBS AG, acting through its branch located at 1285 Avenue of the Americas, New York, New York

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ⌧ No

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

Not applicable.

EXPLANATORY NOTES

The QLIC Mortgage Loan, the 333 North Bedford Mortgage Loan and the Sixty Soho Mortgage Loan, which constituted approximately 9.9%, 4.0% and 3.5%, respectively, of the asset pool of the issuing entity as of its cut-off date, are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the QLIC Mortgage Loan, four other pari passu loans and one subordinate companion loan, each of which are not assets of the issuing entity, (b) with respect to the 333 North Bedford Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity and (c) with respect to the Sixty Soho Mortgage Loan, one other pari passu loan, which is not an asset of the issuing entity. These loan combinations, including the QLIC Mortgage Loan, the 333 North Bedford Mortgage Loan and the Sixty Soho Mortgage Loan, are being serviced and administered pursuant to the Pooling and Servicing Agreement, which is incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K.

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

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to The Falls Mortgage Loan, which constituted approximately 4.6% of the asset pool of the issuing entity as of its cut-off date.  The Falls Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes The Falls Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. This loan combination, including The Falls Mortgage Loan, was serviced under the pooling and servicing agreement for the GS Mortgage Securities Trust 2016-GS3 transaction prior to the closing of the securitization of a pari passu portion of The Falls loan combination in the Morgan Stanley Capital I Trust 2016-UBS12 transaction, Commission File Number 333-206582-06 (the “MSC 2016-UBS12 Transaction”).  After the closing of the MSC 2016-UBS12 Transaction on December 7, 2016, this loan combination, including The Falls Mortgage Loan was, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the MSC 2016-UBS12 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan, which constituted approximately 9.7% and 7.9%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The Novo Nordisk Mortgage Loan and Rentar Plaza Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the Novo Nordisk Mortgage Loan, eight other pari passu loans, which are not assets of the issuing entity or (b) with respect to the Rentar Plaza Mortgage Loan, three other pari passu loans, which are not assets of the issuing entity. These loan combinations, including the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan, were serviced under the Pooling and Servicing Agreement for the issuing entity prior to the closing of the securitization of a pari passu portion of the Novo Nordisk loan combination and the Rentar Plaza loan combination in the CSMC 2016-NXSR Commercial Mortgage Trust transaction, Commission File Number 333-207361-04 (the “CSMC 2016-NXSR Transaction”).  After the closing of the CSMC 2016-NXSR Transaction on December 22, 2016, these loan combinations, including the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan were, and will continue to be, serviced and administered pursuant to the pooling and servicing agreement with respect to the CSMC 2016-NXSR Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.

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

Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is the special servicer of the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan. As a result, Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by C Greystone Servicing Company LLC (as successor to C-III Asset Management LLC) in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association acts as trustee of the Plaza Mexico - Los Angeles Mortgage Loan and The Falls Mortgage Loan.  Pursuant to the pooling and servicing agreement for the MSC 2016-UBS11 Transaction and the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the Plaza Mexico - Los Angeles Mortgage Loan and The Falls Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

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

The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements of the certificate administrator of the At Home Portfolio Mortgage Loan, the Plaza Mexico - Los Angeles Mortgage Loan, the Peachtree Mall Mortgage Loan, The Falls Mortgage Loan, the Novo Nordisk Mortgage Loan and the Rentar Plaza Mortgage Loan are omitted from this Annual Report on Form 10-K as the certificate administrator pursuant to the related pooling and servicing agreement or trust and servicing agreement does not perform any activities that address servicing criteria with respect to the issuing entity and because they are each not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator, as custodian and as trustee.

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the settlement agreement.  In addition to the foregoing cases, in August 2014 and August 2015 Nomura Credit & Capital Inc. (“Nomura”) and Natixis Real Estate Holdings, LLC (“Natixis”) filed a total of seven third-party complaints against Wells Fargo Bank in New York state court. In the underlying first-party actions, Nomura and Natixis have been sued for alleged breaches of representations and warranties made in connection with residential mortgage-backed securities sponsored by them. In the third-party actions, Nomura and Natixis allege that Wells Fargo Bank, as master servicer, primary servicer or securities administrator, failed to notify Nomura and Natixis of their own breaches, failed to properly oversee the primary servicers, and failed to adhere to accepted servicing practices. Natixis additionally alleges that Wells Fargo Bank failed to perform default oversight duties. Wells Fargo Bank has asserted counterclaims alleging that Nomura and Natixis failed to provide Wells Fargo Bank notice of their representation and warranty breaches. With respect to each of the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the related RMBS trusts.

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

4.5           Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Custodian, Wells Fargo Bank, National Association, as Trustee and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K/A filed on February 8, 2017 under Commission File No. 333-206677-09 and incorporated by reference herein).

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

4.8           Co-Lender Agreement, dated as of October 13, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.13 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.9           Co-Lender Agreement, dated as of August 25, 2016, between Natixis Real Estate Capital LLC, as Note A-1 Holder and Note A-2 Holder (filed as Exhibit 99.14 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.10         Agreement Between Note Holders, dated as of June 16, 2016, by and between Silverpeak Real Estate Finance LLC, as Initial Note A-1 Holder and Initial Note A-2 Holder (filed as Exhibit 99.17 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.11         Co-Lender Agreement, dated as of July 19, 2016, by and among Natixis Real Estate Capital LLC, as Note A-1 Holder, Note A-2 Holder, Note A-3 Holder, Note A-4 Holder, Note A-5 Holder and Note A-6 Holder (filed as Exhibit 99.12 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

4.12         Amended and Restated Agreement Between Noteholders, dated as of September 15, 2016, by and among Wilmington Trust, National Association, As Trustee, for the Benefit of the Registered Holders of the SG Commercial Mortgage Securities Trust 2016-C5, Commercial Mortgage Pass-Through Certificates, Series 2016-C5, as Note A-1 Holder, and SPREF WH III LLC, As Initial Note A-2 Holder, Initial Note A-3 Holder and Initial Note A-4 Holder (filed as Exhibit 99.16 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

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

4.16         Co-Lender Agreement, dated as of September 22, 2016, by and between Natixis Real Estate Capital LLC, as Senior Noteholder and Junior Noteholder (filed as Exhibit 99.15 to the registrant’s Current Report on Form 8-K filed on October 13, 2016 under Commission File No. 333-206677-09 and incorporated by reference herein).

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

33.51       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

33.52       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 33.5)

33.53       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 33.34)

33.54       Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 33.1)

33.55       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Novo Nordisk Mortgage Loan

33.56       Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)

33.57       Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 33.5)

33.58       Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 33.34)

33.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.7)

33.60       National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 33.8)

33.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.1)

33.62       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 33.55)

33.63       Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

33.64       Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 33.5)

33.65       Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 33.34)

33.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.7)

33.67       National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 33.8)

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

34.51       Wells Fargo Bank, National Association, as Trustee of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

34.52       Wells Fargo Bank, National Association, as Custodian of The Falls Mortgage Loan (see Exhibit 34.5)

34.53       Park Bridge Lender Services LLC, as Operating Advisor of The Falls Mortgage Loan (see Exhibit 34.34)

34.54       Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 34.1)

34.55       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Novo Nordisk Mortgage Loan

34.56       Wilmington Trust, National Association, as Trustee of the Novo Nordisk Mortgage Loan (Omitted. See Explanatory Notes.)

34.57       Wells Fargo Bank, National Association, as Custodian of the Novo Nordisk Mortgage Loan (see Exhibit 34.5)

34.58       Park Bridge Lender Services LLC, as Operating Advisor of the Novo Nordisk Mortgage Loan (see Exhibit 34.34)

34.59       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.7)

34.60       National Tax Search, LLC, as Servicing Function Participant of the Novo Nordisk Mortgage Loan (see Exhibit 34.8)

34.61       Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.1)

34.62       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 34.55)

34.63       Wilmington Trust, National Association, as Trustee of the Rentar Plaza Mortgage Loan (Omitted. See Explanatory Notes.)

34.64       Wells Fargo Bank, National Association, as Custodian of the Rentar Plaza Mortgage Loan (see Exhibit 34.5)

34.65       Park Bridge Lender Services LLC, as Operating Advisor of the Rentar Plaza Mortgage Loan (see Exhibit 34.34)

34.66       CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.7)

34.67       National Tax Search, LLC, as Servicing Function Participant of the Rentar Plaza Mortgage Loan (see Exhibit 34.8)

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

35.17       Rialto Capital Advisors, LLC, as Special Servicer of The Falls Mortgage Loan (Omitted. See Explanatory Notes.)

35.18       Wells Fargo Bank, National Association, as Primary Servicer of the Novo Nordisk Mortgage Loan (see Exhibit 35.1)

35.19       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Novo Nordisk Mortgage Loan

35.20       Wells Fargo Bank, National Association, as Primary Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.1)

35.21       Greystone Servicing Company LLC (as successor to C-III Asset Management LLC), as Special Servicer of the Rentar Plaza Mortgage Loan (see Exhibit 35.19)

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

Date: March 12, 2021